Form 10-K
Morgan Stanley ABS Capital I Inc. Trust 2006-HE5
filed 2007-04-02
CIK 1367325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2006

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period to __________ from _______________

     Commission file number of issuing entity: 333-130694-09

              Morgan Stanley ABS Capital I Inc. Trust 2006-HE5
          (Exact name of issuing entity as specified in its Charter)

                      Morgan Stanley ABS Capital I Inc.
           (Exact name of depositor as specified in its Charter)

                     Morgan Stanley Mortgage Capital Inc.
             (Exact name of sponsor as specified in its Charter)

                                             Pooling-Tier REMIC-1 35-2274138
                                             Pooling-Tier REMIC-2 36-4590431
                                                Lower-Tier REMIC1 37-1525650
                                                 Upper-Tier REMIC 38-3738324
                 New York                           Grantor Trust 61-6324865
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number)
               of issuing entity)                        of issuing entity)

          1585 Broadway
          New York, New York                                    10036
(Address of principal executive offices                     (Zip Code of
         of issuing entity)                                issuing entity)

            Issuing entity's telephone number, including area code:
                               (212) 761-4000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     See Item 15.

     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

       Pursuant to a Form 8-K filed on March 28, 2007 (the "March 28th Announcement"), on March 26, 2007 New Century notified the Federal Home Loan Mortgage Corp. ("Freddie Mac"), that it was voluntarily terminating Its eligibility with Freddie Mac. As a result of this termination, New Century and its subsidiaries are no longer able to sell mortgage loans directly to Freddie Mac or act as the primary servicer of any mortgage loans for Freddie Mac.

       According to the March 28th Announcement several of New Century's Lenders have notified New Century of their intent to sell the outstanding mortgage loans that have been financed by the respective lender and offset the proceeds from such sale against the New Century's obligations to the lender, while reserving their rights to seek recovery of any remaining deficiency from New Century. New Century has notified these lenders of its concerns that any such sale be conducted in an appropriate manner, in accordance with applicable law and in accordance with the terms of the applicable financing agreement between the parties.

       Pursuant to a Form 8-K filed on March 22, 2007 (the "March 22nd Announcement"), New Century stated that it had previously announced that it had received notices from Barclays Bank PLC ("Barclays"), in which Barclays alleged that certain events of default had occurred, as defined in that certain Master Repurchase Agreement, dated as of March 31, 2006 (as amended to date), by and among New Century, certain of New Century's subsidiaries, Barclays and Sheffield Receivables Corporation (the "Barclays Agreement"), and purported to accelerate to March 14, 2007 the obligation of New Century's subsidiaries to repurchase all outstanding mortgage loans financed under the Barclays Agreement and to terminate the Barclays Agreement as of that same date. New Century estimated that the aggregate repurchase obligation (the outstanding mortgage loans financed) of its subsidiaries under the Barclays Agreement was approximately $0.9 billion as of March 12, 2007.

       According to the March 22nd Announcement, on March 16, 2007, the parties to the Barclays Agreement entered into a letter agreement (the "Barclays Letter Agreement") pursuant to which Barclays and Sheffield Receivables Corporation agreed to release New Century and its subsidiaries from its aggregate repurchase obligation under the Barclays Agreement and New Century and its subsidiaries agreed to release their rights to outstanding mortgage loans that had been financed under the Barclays Agreement. The effectiveness of the releases in the Barclays Letter Agreement is subject to the satisfaction of certain preconditions, including that (i) New Century and its subsidiaries shall have made certain payments to Barclays, including forwarding to Barclays all amounts received by New Century and its subsidiaries after March 1, 2007 with respect to the mortgage loans under the Barclays Agreement, and (ii) New Century and its subsidiaries shall have taken certain actions to facilitate the transfer of the servicing function with respect to the mortgage loans under the Barclays Agreement to a third party appointed by Barclays. As of March 22, 2007, New Century was still in the process of satisfying these preconditions.

       According to the March 22nd Announcement, the Barclays Letter Agreement provides that the outstanding mortgage loans financed under the Barclays Agreement are being transferred to Barclays "as is", without any Representations or warranties by New Century or its subsidiaries, and without any holdback by Barclays. New Century and its subsidiaries have agreed, however, that if they enter into a settlement or release with any of New Century's other lenders and any such release contains materially more favorable terms for the benefit of any such lender than those in the Barclays Letter Agreement, then Barclays will be entitled to such more favorable terms. For purposes of this provision, the Barclays Letter Agreement provides that a release with another lender will not be deemed to have terms that are materially more favorable to that lender from an economic standpoint if the terms of such release do not provide for more to such lender than the amount of the outstanding mortgage loans financed by such lender, plus accrued price differential or interest and the transmittal of the principal portion of any loan payments received. The continuing effectiveness of the release by Barclays under the Barclays Letter Agreement is subject to New Century's compliance with this provision. Upon the effectiveness of the releases contemplated by the Barclays Letter Agreement, the aggregate repurchase obligation (the outstanding mortgage loans financed) of New Century under its credit facilities will be reduced by approximately $0.9 billion and New Century will have realized a loss from this transaction of approximately $46 million.

       Pursuant to a Form 8-K filed on March 20, 2007 (the "March 20th Announcement"), New Century stated that it received a Notice of Breach and Termination of Mortgage Selling and Servicing Contract, dated March 14, 2007, from the Federal National Mortgage Association ("Fannie Mae"). In its notice, Fannie Mae purports to terminate its mortgage selling and servicing contract (the "Fannie Mae Contract") with New Century Mortgage Corporation ("NCMC"), a subsidiary of New Century, for cause, based on alleged breaches of the Fannie Mae Contract as well as alleged breaches by NCMC under other contracts with Fannie Mae. As a result of the purported termination, New Century and its subsidiaries are no longer able to sell mortgage loans directly to Fannie Mae or act as the primary servicer of any mortgage loans for Fannie Mae.

       Pursuant to a Form 8-K filed on March 14, 2007 (the "March 14th Announcement"), New Century stated that the staff of the New York Stock Exchange ("NYSE") issued a press release, dated March 13, 2007, announcing its determination that New Century's common stock is no longer suitable for continued listing on the NYSE and will be suspended immediately. New Century announced that the NYSE's press release cited New Century's recent disclosures regarding its liquidity position, as well as New Century's prior announcement regarding the need to restate certain of its historical financial statements, in support of its determination that New Century's common stock and preferred stock are no longer suitable for continued listing on the NYSE.

       In addition, according to the March 14th Announcement, New Century announced that the NYSE's press release also stated that an application to the SEC to delist New Century's stock from the NYSE is pending the completion of the applicable procedures, including any appeal by New Century of the NYSE staff's decision. New Century stated that it is reviewing the NYSE staff's decision and accordingly has not yet determined whether it will appeal the staff's decision o delist New Century's stock.

       Pursuant to a Form 8-K/A filed on March 13, 2007 (the "March 13th Form 8-K/A Announcement") by New Century, New Century stated that as of March 9, 2007, all of New Century's lenders under its short-term repurchase agreements and aggregation credit facilities had discontinued their financing with New Century or had notified New Century of their intent to do so. It further stated in the March 13th Form 8-K/A Announcement that New Century has received notices from certain of its lenders asserting that New Century and/or its subsidiaries have violated their respective obligations under certain of these financing arrangements and that such violations amount to events of default. According to the March 13th Form 8-K/A Announcement, certain of these lenders have further advised New Century that they are accelerating New Century's obligation to repurchase all outstanding mortgage loans financed under the applicable agreements.

       Pursuant to a Form 8-K filed on March 8, 2007 by New Century, New Century stated that as a result of its current constrained funding capacity, New Century has elected to cease accepting loan applications from prospective Borrowers effective immediately while New Century seeks to obtain additional funding capacity.

       New Century also announced that it was delaying the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

       New Century announced that, although a full review is ongoing, it expects that the modifications to the allowance for loan repurchase losses will result in restated net income for the first three quarters of 2006 that is significantly lower than previously reported in New Century's 2006 interim financial statements.

       In addition, New Century announced that although New Century's mortgage loan origination volume increased in 2006 when compared to 2005, New Century's results of operations for the quarter and year ended December 31, 2006 will reflect declines in earnings and profitability when compared to the same periods in 2005. New Century currently expects that it will report a pretax loss for both the fourth quarter and the full year ended December 31, 2006.

       According to the March 2nd Announcement, New Century relies on its 15 short-term repurchase agreements and aggregation credit facilities and an asset-backed commercial paper facility that collectively provide New Century with an aggregate of approximately $13.0 billion of committed and $4.4 billion of uncommitted borrowing capacity to fund mortgage loan originations and purchases pending the pooling and sale of such mortgage loans.

       According to the March 2nd Announcement, in the event New Century is unable to obtain satisfactory amendments to and/or waivers of the covenants in its financing arrangements from a sufficient number of its lenders, or obtain alternative funding sources, New Century's auditor, KPMG, has informed New Century's Audit Committee that its report on New Century's financial statements will include an explanatory paragraph indicating that substantial doubt exists as to New Century's ability to continue as a going concern.

     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

     PART IV

     Item 1112(b)(2) of Regulation AB, Significant Obligor Financial
     Information.

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

     Item 1114(b)(2) and Item 1115(b) of Regulation AB , Significant Enhancement Provider Information.

     None.

     Item 1117 of Regulation AB, Legal Proceedings.

       Pursuant to a Form 8-K filed on March 28, 2007 (the "March 28th Announcement"), on March 27, 2007, New Century announced that it had signed consent agreements with the State of Idaho's Department of Finance, the State of Iowa's Superintendent of Banking, the State of Michigan's Office of Financial and Insurance Services and the State of Wyoming's Banking Commissioner (the "March 27th Consent Agreements"). Although New Century has signed the March 27th Consent Agreements and expects to comply with their terms, New Century has not yet received counterpart signatures from the respective states and accordingly such March 27th Consent Agreements may not be binding on the respective states. The March 27th Consent Agreements contain allegations that certain of New Century's subsidiaries have engaged in violations of state law, including, among other things, failure to fund mortgage loans after closing. The March 27th Consent Agreements restrain New Century's subsidiaries from taking certain actions, including, among other things, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction.

       In addition, according to the March 28th Announcement, the March 27th Consent Agreements also compel New Century's subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold any up front fees collected in connection with pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.

       According to the March 28th Announcement, New Century anticipates that cease and desist orders will continue to be received by New Century and its subsidiaries from additional states in the future and that New Century and its subsidiaries may enter into additional consent agreements similar to the consent agreements already entered into by New Century. New Century stated that it intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from New Century's funding constraints.

       Pursuant to a Form 8-K filed on March 22, 2007 (the "March 22nd Announcement"), New Century has received cease and desist orders from several states and entered into consent agreements with several states (the "Previous Orders and Consent Agreements"). On March 20, 2007, certain of New Century's subsidiaries entered into a consent agreement with the State of Maine's Office of Consumer Credit Regulation, respectively (the "March 20 Consent Agreement").

       According to the March 22nd Announcement, consistent with the Previous Orders and Consent Agreements, the March 20 Consent Agreement contains allegations that certain of New Century's subsidiaries have engaged in violations of state law, including, among other things, failure to fund mortgage loans after closing. Consistent with the Previous Orders and Consent Agreements, the March 20 Consent Agreement seeks to restrain New Century's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. The March
     20 Consent Agreement also seeks to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.

       Pursuant to a Form 8-K filed on March 20, 2007 (the "March 20th Announcement"), on March 16, 2007, New Century received additional cease and desist orders from the State of California (the "California Orders") and certain of New Century's subsidiaries entered into consent agreements with the State of Florida's Office of Financial Regulation and the State of Washington's Department of Financial Institutions, respectively, each dated March 16, 2007 (the "March 16 Agreements") and together with the California Orders, the "March 16 Orders and Consent Agreements").

       According to the March 20th Announcement, consistent with certain other previous consent agreements, the March 16 Orders and Consent Agreements contain allegations that certain of New Century's subsidiaries have engaged in violations of state law, including, among other things, failure to fund mortgage loans after closing. Consistent with certain other previous consent agreements, the March 16 Orders and Consent Agreements seek to restrain New Century's subsidiaries from taking certain actions, including, among other things, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. New Century announced that the March 16 Orders and Consent Agreements also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. The California Orders become permanent if not promptly appealed by the applicable subsidiaries. New Century and its subsidiaries are reviewing the California Orders and accordingly have not yet determined whether they will appeal all or any portion of the California Orders.

       Pursuant to a Form 8-K filed on March 19, 2007 (the "March 19th Announcement"), New Century stated that on March 14, 2007 and March 15, 2007, it received additional cease and desist orders from the States of Connecticut, Maryland, Rhode Island and Tennessee (collectively, the "March 14-15 Orders"). New Century stated that the cease and desist orders contain allegations that certain of New Century's subsidiaries have engaged in violations of applicable state law, including, among other things and failure to fund mortgage loans after a mortgage closing. Additionally, on March 14, 2007, certain of New Century's subsidiaries, entered into a Consent Agreement and Order, dated March 14, 2007, with the Commonwealth of Pennsylvania Department of Banking, Bureau of Supervision and Enforcement (the "Consent Agreement").

       The March 14-15 Orders and the Consent Agreement seek to restrain New Century's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of applicable state law and taking new applications for mortgage loans in the relevant jurisdiction. The March 14-15 Orders and the Consent Agreement also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. Certain of the March 14-15 Orders also seek to revoke the licenses of one or more of New Century's subsidiaries or assess administrative penalties.

       The March 14-15 Orders generally become permanent if not promptly Appealed by the applicable subsidiaries. New Century and its subsidiaries are reviewing the March 14-15 Orders and accordingly have not yet determined whether they will appeal all or any portion of the March 14-15 Orders.

       According to the March 19th Announcement, on March 14, 2007, in Connection with a civil action filed against New Century and certain of its subsidiaries in an Ohio state court (the "Ohio Complaint") by the Attorney General of Ohio and the Ohio Division of Commerce, Division of Financial Institutions, such Ohio state court issued a temporary restraining order, which was subsequently modified by the court on March 16, 2007, against New Century (as modified, the "Ohio TRO"). New Century stated that the
     Ohio Complaint and the Ohio TRO contain allegations that New Century has engaged in violations of applicable Ohio state law, including, among other things, failure to fund mortgage loans after closing. New Century stated that the Ohio TRO restrains New Century from taking certain actions, including, among other things, (i) engaging in violations of Ohio state law, (ii) soliciting applicants and taking new applications for mortgage loans in Ohio and (iii) initiating, prosecuting or enforcing foreclosure actions in Ohio. New Century announced that the Ohio TRO also requires New Century to confer with the Ohio Attorney General and Division of Commerce by March 22, 2007 regarding the treatment of Ohio loans that are more than 60 days delinquent and are held for sale. New Century stated that the restraints imposed by the Ohio TRO could further harm New Century's business. In addition, New Century announced that it is reviewing the Ohio Complaint and the Ohio TRO and accordingly has not yet determined whether it will appeal all or any portion of the Ohio TRO. Subject to its funding limitations, New Century stated that it intends to comply with the Ohio TRO pending any appeal.

       According to the March 19th Announcement, New Century announced that it anticipates that orders similar to those described above will be received by New Century or its subsidiaries from additional states and that it intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from New Century's funding constraints.

       Pursuant to a Form 8-K filed on March 14, 2007 (the "March 14th Announcement"), New Century has been engaged in recent ongoing discussions with its state regulators regarding New Century's funding constraints and the impact on consumers who are in various stages of the loan origination process with New Century. New Century stated that it has advised these regulators that it has ceased accepting loan applications and that as of March 14, 2007, New Century and its subsidiaries are unable to fund any mortgage loans, including mortgage loans for those consumers who were already in the loan origination process with New Century.

       According to the March 14th Announcement, on March 13, 2007, New Century and certain of its subsidiaries received cease and desist orders from regulators in the States of Massachusetts, New Hampshire, New Jersey and New York. New Century stated that the cease and desist orders contain allegations that certain of New Century's subsidiaries have engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after a mortgage closing, failure to meet certain financial requirements, including net worth and available liquidity, and failure to timely notify the state regulators of defaults and terminations under certain of its financing arrangements.

       According to the March 14th Announcement, the cease and desist orders seek to restrain the subsidiaries from taking certain actions, including, among others, engaging in further violations of state law, taking new applications for mortgage loans in the relevant jurisdiction, and paying dividends or bonuses to officers, directors or shareholders of the applicable subsidiaries. In addition, the cease and desist orders also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. Furthermore, certain of the cease and desist orders also require one or more of the subsidiaries to show cause why their license should not be revoked or why administrative penalties should not be assessed.

       According to the March 14th Announcement, the cease and desist orders generally become permanent if not promptly appealed by the applicable subsidiaries. New Century stated that it is reviewing these orders and accordingly has not yet determined whether it will appeal all or any portion of any of the orders. New Century announced that, subject to its funding limitations, it intends to comply with the orders pending any such appeal.

       According to the March 14th Announcement, New Century announced that it anticipates that orders similar to those described above will be received by New Century or its subsidiaries from additional states and that it intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from New Century's funding constraints.

       Pursuant to a Form 8-K filed on March 13, 2007 (the "March 13th Announcement"), by New Century, New Century received a letter from the staff of the Pacific Regional Office of the Securities Exchange Commission ("SEC") on March 12, 2007, stating that the staff was conducting a preliminary investigation involving New Century and requesting production of certain documents. In addition, New Century stated that the staff of the SEC had also previously requested a meeting with New Century to discuss the events leading up to the announcement of the restatements and New Century intends to comply with the SEC's request.

       In addition, New Century stated in the March 13th Announcement that, on February 28, 2007, New Century received a letter from the United States Attorney's Office for the Central District of California ("U.S. Attorney's Office") indicating that it was conducting a criminal inquiry under the federal securities laws in connection with trading in New Century's securities, as well as accounting errors regarding New Century's allowance for repurchase losses. New Century also stated that it has subsequently received a grand jury subpoena requesting production of certain documents. New Century stated that it intends to cooperate with the requests of the U.S. Attorney's Office.

       Pursuant to a Form 12b-25 filed on March 2, 2007 (the "March 2nd Announcement") by New Century, New Century stated that it had previously reported that it had been served with a complaint for a purported securities class action and was aware of nine additional purported class action lawsuits that had been filed against it and certain of its officers and directors alleging certain violations of federal securities laws.

       New Century also stated that since that time, it has become aware of four related derivative complaints against certain of its directors and officers, making essentially the same allegations as the federal securities cases relating to New Century's restatements. New Century stated that it believes that the derivative cases have been or will be filed in Orange County Superior Court, and that it anticipates that similar actions may be filed in the future.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     None.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     See Exhibit 33 and 34.

     The 1122 statements for Wells Fargo Bank, N.A. (servicer) has disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

     1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

     2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.

     The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31. 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

     Item 1122(c)(2) of Regulation AB

     This report does not include an assessment of compliance with servicing criteria required by Item 1122(a) of Regulation AB or the related registered public accounting firm attestation report required by Item 1122(b) of Regulation AB of New Century Mortgage Corporation ("New Century"), one of the servicers for the issuing entity.

     The depositor has made numerous requests to New Century Mortgage by telephone and by e-mail to obtain New Century Mortgage's assessment of compliance and related attestation report. New Century Mortgage has not provided its assessment of compliance or related attestation report despite these requests, and New Century Mortgage offered no assurances as to if and when they would be delivered to the depositor. The information needed to prepare the New Century Mortgage assessment of compliance and related attestation report rests within the knowledge of New Century Mortgage, who is not affiliated with the depositor. Thus, the depositor is unable to prepare, furnish or file such assessment of compliance or related attestation report.

     As indicated under Item 9B and Item 1117 of Regulation AB in this report, New Century, the parent of New Century Mortgage is having severe financial difficulties and is the subject of numerous legal and governmental proceedings.

     Item 1123 of Regulation AB, Servicer Compliance Statement.

     See Exhibit 35.

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) Not Applicable.


         (2) Not Applicable.

         (3)

     Exhibits 4.1 was filed as part of the Registrant's
     Current Report on Form 8-K/A filed on October 6, 2006 and is incorporated by reference:

         Exhibit 4.1 Pooling and Servicing Agreement, dated as of
         June 1, 2006, by and among the Depositor, as depositor, Wells Fargo Bank, National Association, as a servicer and a custodian, New Century Mortgage Corporation, as a servicer, Countrywide Home Loans Servicing LP, as a servicer, HomEq Servicing Corporation, as a servicer, NC Capital Corporation, as a responsible party, WMC Mortgage Corp., as a responsible party, Decision One Mortgage Company, LLC, as a responsible party, LaSalle Bank National Association, as a custodian and Deutsche Bank National Trust Company, as trustee.

     Exhibit 4.2 was filed as part of the Registrant's
     Current Report on Form 8-K filed on December 1, 2006 and is incorporated by reference:

         Exhibit 4.1.2 Amendment No. 1 to the Pooling and Servicing Agreement, dated as of June 1, 2006, among Morgan Stanley ABS Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Servicer and a Custodian, Countrywide Home Loans Servicing LP, as a Servicer, WMC Mortgage Corp., as a Responsible Party, HomEq Servicing Corporation, as a Servicer, New Century Mortgage Corporation, as a Servicer, NC Capital Corporation, as a Responsible Party, Decision One Mortgage Company, LLC, as a Responsible Party, LaSalle Bank National Association, as a Custodian, and Deutsche Bank National Trust Company, as Trustee, relating to the Series 2006-HE5 Certificates.

     Exhibits 10 were filed as part of the Registrant's
     Current Report on Form 8-K/A filed on October 6, 2006 and are incorporated by reference:

         Exhibit 10.1 The Fourth Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of May 1, 2006, by and between WMC and the Sponsor (included as Exhibit O to Exhibit 4.1).

         Exhibit 10.2 The Fourth Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of May 1, 2006, by and between Decision One and the Sponsor (included as Exhibit P to Exhibit 4.1).

         Exhibit 10.3 The Fifth Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of March 1, 2006, by and between NC Capital and the Sponsor (included as Exhibit Q to Exhibit 4.1).

         Exhibit 10.4 ISDA Master Agreement, dated as of June 30, 2006, by and between Morgan Stanley Capital Services Inc., the swap provider, and Deutsche Bank National Trust Company, the trustee (included as part of Exhibit W to Exhibit 4.1).

         Exhibit 10.5 Schedule to the Master Agreement, dated as of June 30, 2006, by and between Morgan Stanley Capital Services Inc., the swap provider, and Deutsche Bank National Trust Company, the trustee (included as part of Exhibit W to Exhibit 4.1).

         Exhibit 10.6 Credit Support Annex, dated as of June 30, 2006, by and between Morgan Stanley Capital Services Inc., the swap provider, and Deutsche Bank National Trust Company, the trustee (included as part of Exhibit W to Exhibit 4.1).

         Exhibit 10.7 Confirmation, dated as of June 30, 2006, by and between Morgan Stanley Capital Services Inc., the swap provider, and Deutsche Bank National Trust Company, the trustee (included as part of Exhibit W to Exhibit 4.1).

         Exhibit 10.8 Guarantee, dated as of June 30, 2006, by Morgan Stanley (included as part of Exhibit W to Exhibit 4.1).

         Exhibit 10.9 Countrywide Amendment Regulation AB, dated as of January 26, 2006, by and among Countrywide Home Loans, Inc., Countrywide Home Loans Servicing LP and the Sponsor (included as part of Exhibit BB to Exhibit 4.1).

         Exhibit 31 Section 302 Certification.

         Exhibit 33.1 Wells Fargo Bank, N.A.'s, Annual Report on Assessment of Compliance for Year End December 31, 2006.

         Exhibit 33.2 HomEq Servicing Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2006.

         Exhibit 33.3 Countrywide Home Loans Servicing LP's Annual Report on Assessment of Compliance for Year End
         December 31, 2006.

         Exhibit 33.4 Trustee's Annual Report on Assessment of
         Compliance for Year End December 31, 2006.

         Exhibit 33.5 Custodian's Annual Report on Assessment of
         Compliance for Year End December 31, 2006.

         Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A.'s, Report (Exhibit 33.1) for Year End December 31, 2006.

         Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for HomEq Servicing Corporation's Report (Exhibit 33.2) for Year End December 31, 2006.

         Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Countrywide Home Loans Servicing LP's Report (Exhibit 33.3) for Year End December 31, 2006.

         Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Trustee's Report (Exhibit 33.4) for Year End December 31, 2006.

         Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Custodian's Report (Exhibit 33.5) for Year End December 31, 2006.

         Exhibit 35.1 Wells Fargo Bank, N.A.'s Annual Statement of Compliance for Year End December 31, 2006.

         Exhibit 35.2. HomEq Servicing Corporation's Annual Statement of Compliance for Year End December 31, 2006.

         Exhibit 35.3 Countrywide Home Loans Servicing LP's Annual Statement of Compliance for Year End December 31, 2006.

     (b) See (a) above.

     (c) Not Applicable.











                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             By: Morgan Stanley ABS Capital I Inc.,
                                 as Depositor

                                      By:  /s/ Steven Shapiro
                                           Steven Shapiro
                                           Vice President


     Date: March 30, 2007











     EXHIBIT INDEX

     Exhibit Document

     Exhibit 4.1 was filed as part of the Registrant's
     Current Report on Form 8-K/A filed on October 6, 2006 and is incorporated by reference:

      4.1 Pooling and Servicing Agreement, dated as of June 1, 2006, by and among the Depositor, as depositor, Wells Fargo Bank, National Association, as a servicer and a custodian, New Century Mortgage Corporation, as a servicer, Countrywide Home Loans Servicing LP, as a servicer, HomEq Servicing Corporation, as a servicer, NC Capital Corporation, as a responsible party, WMC Mortgage Corp., as a responsible party, Decision One Mortgage Company, LLC, as a responsible party, LaSalle Bank National Association, as a custodian and Deutsche Bank National Trust Company, as trustee.

     Exhibit 4.2 was filed as part of the Registrant's
     Current Report on Form 8-K filed on December 1, 2006 and is incorporated by reference:

     4.1.2 Amendment No. 1 to the Pooling and Servicing
           Agreement, dated as of June 1, 2006, among Morgan Stanley
           ABS Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Servicer and a Custodian, Countrywide Home Loans Servicing LP, as a Servicer, WMC Mortgage Corp., as a Responsible Party, HomEq Servicing Corporation, as a Servicer, New Century Mortgage Corporation, as a Servicer, NC Capital Corporation, as a Responsible Party, Decision One Mortgage Company, LLC, as a Responsible Party, LaSalle Bank National Association, as a Custodian, and Deutsche Bank National Trust Company, as Trustee, relating to the Series 2006-HE5 Certificates.

     Exhibits 10 were filed as part of the Registrant's
     Current Report on Form 8-K/A filed on October 6, 2006 and are incorporated by reference:

      10.1 The Fourth Amended and Restated Mortgage Loan
           Purchase and Warranties Agreement, dated as of May 1, 2006, by and between WMC and the Sponsor (included as Exhibit O to Exhibit 4.1).

      10.2 The Fourth Amended and Restated Mortgage Loan
           Purchase and Warranties Agreement, dated as of May 1, 2006, by and between Decision One and the Sponsor (included as Exhibit P to Exhibit 4.1).

      10.3 The Fifth Amended and Restated Mortgage Loan
           Purchase and Warranties Agreement, dated as of March 1, 2006, by and between NC Capital and the Sponsor (included as Exhibit Q to Exhibit 4.1).

      10.4 ISDA Master Agreement, dated as of June 30, 2006, by and between Morgan Stanley Capital Services Inc., the swap provider, and Deutsche Bank National Trust Company, the trustee (included as part of Exhibit W to Exhibit 4.1).

      10.5 Schedule to the Master Agreement, dated as of June
           30, 2006, by and between Morgan Stanley Capital Services Inc., the swap provider, and Deutsche Bank National Trust Company, the trustee (included as part of Exhibit W to Exhibit 4.1).

      10.6 Credit Support Annex, dated as of June 30, 2006, by and between Morgan Stanley Capital Services Inc., the swap provider, and Deutsche Bank National Trust Company, the trustee (included as part of Exhibit W to Exhibit 4.1).

      10.7 Confirmation, dated as of June 30, 2006, by and between Morgan Stanley Capital Services Inc., the swap provider, and Deutsche Bank National Trust Company, the trustee (included as part of Exhibit W to Exhibit 4.1).

      10.8 Guarantee, dated as of June 30, 2006, by Morgan
           Stanley (included as part of Exhibit W to Exhibit 4.1).

      10.9 Countrywide Amendment Regulation AB, dated as of
           January 26, 2006, by and among Countrywide Home Loans, Inc., Countrywide Home Loans Servicing LP and the Sponsor (included as part of Exhibit BB to Exhibit 4.1).

      31   Section 302 Certification.

      33.1 Wells Fargo Bank, N.A.'s, Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.2 HomEq Servicing Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.3 Countrywide Home Loans Servicing LP's Annual Report on
           Assessment of Compliance for Year End December 31, 2006.

      33.4 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.5 Custodian's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A.'s, Report (Exhibit 33.1) for Year End December 31, 2006.

      34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for HomEq Servicing Corporation's Report (Exhibit 33.2) for Year End December 31, 2006.

      34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Countrywide Home Loans Servicing LP's Report (Exhibit 33.3) for Year End December 31, 2006.

      34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Trustee's Report (Exhibit 33.4) for Year End December 31, 2006.

      34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Custodian's Report (Exhibit 33.5) for Year End December 31, 2006.

      35.1 Wells Fargo Bank, N.A.'s, Annual Statement of Compliance for Year End December 31, 2006.

      35.2 HomEq Servicing Corporation's Report Annual Statement of Compliance for Year End December 31, 2006.

      35.3 Countrywide Home Loans Servicing LP's Annual Statement of Compliance for Year End December 31, 2006.