Form 10-K/A
Morgan Stanley ABS Capital I Inc. Trust 2006-HE5
filed 2007-05-14
CIK 1367325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K/A

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

       In addition, according to the March 14th Announcement, New Century announced that the NYSE's press release also stated that an application to the SEC to delist New Century's stock from the NYSE is pending the completion of the applicable procedures, including any appeal by New Century of the NYSE staff's decision. New Century stated that it is reviewing the NYSE staff's decision and accordingly has not yet determined whether it will appeal the staff's decision to delist New Century's stock.

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

     Item 1114(b)(2) and Item 1115(b) of Regulation AB , Significant Enhancement Provider Information.

     None.

     Item 1117 of Regulation AB, Legal Proceedings.

       On April 2, 2007, New Century Financial Corporation filed for Chapter 11 bankruptcy in U.S. Bankruptcy Court for the District of Delaware.

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

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed pursuant to Rule 424 of the Securities Act of 1933, as amended.

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

     Item 1122(c)(2) of Regulation AB

     On April 2, 2007, the Registrant filed a Form 10-K with the Securities and Exchange Commission (the "Initial Form 10-K") that omitted New Century Mortgage Corporation's ("NCMC") assessment of compliance with servicing criteria set forth in Item 1122(d) of Regulation AB (the "Assessment") and NCMC's registered public accounting firm's attestation report required by


     Regulation AB (the "Attestation"). Prior to the filing deadline for the Initial Form 10-K, New Century informed the Registrant that it had engaged an accounting firm to perform an attestation engagement relative to compliance with the provisions of Regulation AB as of and for the year ended December 31, 2006. The accounting firm informed New Century that it had not yet completed its attestation engagement prior to the Initial Form 10-K filing deadline and, accordingly, was not able to render an opinion on New Century's compliance with the provisions of Regulation AB as of and for the year ended December 31, 2006 prior to the Initial Form 10-K filing deadline.

     Subsequent to the filing of the Initial Form 10-K, NCMC provided the Assessment, which is attached hereto as Exhibit 33.6.

     Subsequent to the filing of the Initial Form 10-K, the accounting firm provided a report which disclaims an opinion with respect to NCMC's compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB, which is attached hereto as Exhibit 34.6.

     In its report, the accounting firm noted that the Audit Committee of NCMC's parent corporation, New Century Financial Corporation, has initiated an independent investigation into the issues giving rise to New Century Financial Corporation's need to restate its 2006 interim financial statements, as well as the issues pertaining to New Century Financial Corporation's valuation of residual interests in securitizations in 2006 and prior periods. This investigation has not yet been completed and, accordingly, the accounting firm stated that it was not able to perform procedures necessary to complete its examination of NCMC's compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB for loans serviced by NCMC that were included in publicly issued mortgage-backed security transactions issued on or after January 1, 2006. The accounting firm further noted that had it been able to perform procedures necessary to complete its examination, additional instances of material noncompliance with the applicable servicing criteria may have been identified.

     Because of the restriction on the scope of the accounting firm's examination discussed in the preceding paragraph, the accounting firm concluded that the scope of its work was not sufficient to enable it to express, and it did not express, an opinion on whether NCMC is in compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB.


     New Century Mortgage Corporation has identified the following noncompliance with servicing criteria 1122(d)(1)(ii), 1122(d)(1)(iv), 1122(d)(2)(vii)(B), 1122(d)(4)(vi) and 1122(d)(4)(vii) applicable to the Platform during the year ended December 31, 2006 as follows:

     Servicing criteria 1122(d)(1)(ii)

     New Century Mortgage Corporation did not have adequate policies and procedures in place to monitor the material servicing activities outsourced to third parties.

     Servicing criteria 1122(d)(1)(iv)

     New Century Mortgage Corporation did not maintain adequate fidelity bond coverage.

     Servicing criteria 1122(d)(2)(vii)(B)

     New Century Mortgage Corporation did not complete bank account reconciliations within the time required.

     Servicing criteria 1122(d)(4)(vi)

     New Century Mortgage Corporation did not review and approve changes to the terms or status of an obligor's pool asset as required by the respective transaction agreements and related pool asset documents.

     Servicing criteria 1122(d)(4)(vii)

     New Century Mortgage Corporation did not:

      o Initiate, conduct and conclude loss mitigation or recovery actions within time frames or other requirements of the respective transaction agreements;
      o Execute forbearance plans as required by the respective transaction agreements;
      o Execute pre-foreclosure sales or short payoffs resulting from the acceptance of funds in an amount that is less than the total borrower indebtedness as required by the respective transaction agreements; and
      o Execute foreclosures as required by the respective transaction agreements.


     Item 1123 of Regulation AB, Servicer Compliance Statement.

     See Exhibit 35.

     NCMC did not provide the registrant with a Servicer Compliance Statement for the filing of the Initial Form 10-K. Subsequent to the filing of the Initial Form 10-K, NCMC provided the Servicer Compliance Statement, which is attached hereto as Exhibit 35.4.

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

         Exhibit 33.2 HomEq Servicing Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2006.

         Exhibit 33.3 Countrywide Home Loans Servicing LP's Annual Report on Assessment of Compliance for Year End
         December 31, 2006.

         Exhibit 33.4 Trustee's Annual Report on Assessment of
         Compliance for Year End December 31, 2006.

         Exhibit 33.5 Custodian's Annual Report on Assessment of
         Compliance for Year End December 31, 2006.

         Exhibit 33.6 New Century Mortgage Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2006.

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

         Exhibit 34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for New Century Mortgage Corporation's Report (Exhibit 33.6) for Year End December 31, 2006.

         Exhibit 35.1 Wells Fargo Bank, N.A.'s Annual Statement of Compliance for Year End December 31, 2006.

         Exhibit 35.2. HomEq Servicing Corporation's Annual Statement of Compliance for Year End December 31, 2006.

         Exhibit 35.3 Countrywide Home Loans Servicing LP's Annual Statement of Compliance for Year End December 31, 2006.

         Exhibit 35.4 New Century Mortgage Corporation's Annual
         Statement of Compliance for Year End December 31, 2006.

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


                             By: Morgan Stanley ABS Capital I Inc.,
                                 as Depositor

                              By: /s/ Steven Shapiro
                                  Steven Shapiro
                                  Vice President (Senior officer
                                  in charge of securitization)

Date: May 14, 2007







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

      33.2 HomEq Servicing Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.3 Countrywide Home Loans Servicing LP's Annual Report on
           Assessment of Compliance for Year End December 31, 2006.

      33.4 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.5 Custodian's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.6 New Century Mortgage Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2006.

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

      34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Trustee's Report (Exhibit 33.4) for Year End December 31, 2006.

      34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Custodian's Report (Exhibit 33.5) for Year End December 31, 2006.

      34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for New Century Mortgage Corporation's Report
           (Exhibit 33.6) for Year End December 31, 2006.

      35.1 Wells Fargo Bank, N.A.'s, Annual Statement of Compliance for Year End December 31, 2006.

      35.2 HomEq Servicing Corporation's Report Annual Statement of Compliance for Year End December 31, 2006.

      35.3 Countrywide Home Loans Servicing LP's Annual Statement of Compliance for Year End December 31, 2006.

      35.4 New Century Mortgage Corporation's Annual Statement of
           Compliance for Year End December 31, 2006.